Form 10QSB
period 1999-06-30
BILTMORE GROUP OF LOUISIANA LLC
filed 1999-08-13
CIK 1079450

SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C. 20549


                                    FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                            FOR QUARTER ENDED JUNE 30, 1999

                       The Biltmore Group, of Louisiana, L.L.C.
  ---------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


             Louisiana                                   72-1423893
      ------------------------------             -------------------------
    (State or other jurisdiction of             (IRS Employer Identification
    incorporation or organization)                      Number)


                  507 Trenton Street, West Monroe, Louisiana 71291
  ---------------------------------------------------------------------------
                  (Address of principal executive offices)(Zip code)

        Registrant's telephone number, including area code (318) 323-2115

              Number of units outstanding, as of JUNE 30, 1999

                Units 1,112,763 par value   $1.00 per unit:

  ---------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has subject to such filing requirements for the past ninety (90) days.


                     Yes  X             No
                        ------            -------

                    The Biltmore Group of Louisiana, L.L.C.

                                 Form 10-QSB
                              TABLE OF CONTENTS

Part 1: Financial Information                                       Page

Item 1. Financial Statements (Unaudited)

     Balance Sheets as of June  30, 1999 (unaudited) ............... 2

     Statements of Income for the six months ended
      June 30, 1999 (unaudited) .................................... 3

     Statement of  Members'  Equity for the six
      months  ended June 30, 1999 (unaudited) ...................... 5

     Statements of Cash Flows for the six ended
      June 30, 1998 (unaudited)..................................... 6-7

     Notes to Financial Statements.................................. 8-11

Item 2. Management's Discussion and Analyses of Financial Conditions
         and Results  of Operations................................. 12-16


Part II: Other Information

Item 1. Legal Proceedings........................................... 16

Item 2. Changes in Securities....................................... 16

Item 3. Defaults Upon Senior Securities............................. 16

Item 4. Submission of Matters to a Vote of Security Holders......... 16

Item 5. Other Information........................................... 16

Item 6. Other Matters............................................... 16

Item 7. Exhibits and reports on Form 8-K ........................... 16

                       THE BILTMORE GROUP OF LOUISIANA, L.L.C.
                               FINANCIAL STATEMENT

                                   JUNE 30, 1999












THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Financial Statement
June 30, 1999

Table of Contents

                                                     Page
FINANCIAL STATEMENTS:
     Report                                            1
     Balance Sheet                                     2
     Statement of Income                               4
     Statement of Members' Equity                      6
     Statement of Cash Flows                           7
     Notes to Financial Statements                     9

                     THE BILTMORE GROUP OF LOUISIANA, L.L.C.


To the Members
THE BILTMORE GROUP OF LOUISIANA, L.L.C.
West Monroe, Louisiana


The accompanying balance sheet of THE BILTMORE GROUP OF LOUISIANA, L.L.C. As of June 30, 1999, and the related statement of income, retained earnings and cash flows for the six months then ended, were prepared internally from the books and records of THE BILTMORE GROUP OF LOUISIANA, L.L.C.
These financial statements were not audited or reviewed.

Joanne Caldwell-Bayles
Managing Member, THE BILTMORE GROUP OF LOUISIANA, L.L.C.

August 9, 1999












507 Trenton Street West Monroe, LA 71291 - 318 323-2115  - FAX 318-323-6281

THE BILTMORE GROUP OF LOUISIANA , L.L.C.
Balance Sheet
June 30, 1999

ASSETS
Current assets:
   Cash                                          $       7,875
   Escrow cash                                         110,750
   Sinking fund cash                                    81,360
                                                  ------------
   Total current assets                                199,985
                                                  ------------
Property, plant and equipment

   Buildings and construction in process             5,885,651
   Equipment                                            10,821
   Land                                                677,099
                                                  ------------
                                                     6,573,571
   Less:  Accumulated depreciation                      16,000
                                                  ------------
   Net property and equipment                        6,557,571
                                                  ------------


Other assets
   Utility deposits                                      2,324
                                                  ------------

                                                 $   6,759,880
                                                  ------------

See accompanying notes.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Balance Sheet
June 30, 1999

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses       $       6,146
     Notes payable                                   2,972,652
                                                  ------------
     Total current liabilities                       2,978,798
                                                  ------------

Long-term debt:
     Bonds payable                                     511,784
     Notes payable                                   2,174,025
                                                  ------------
     Total long-term debt                            2,685,809
                                                  ------------

Other liabilities:
Due to Members and affiliates                          182,410
                                                  ------------
Members' equity                                        912,863
                                                  ------------

                                                 $   6,759,880
                                                   -----------

See accompanying notes.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Statements of Income
For the six months ended June 30, 1999

Revenues                                         $      9,152
Expenses
Activities                                                661
Advertising                                            15,905
Automobile                                                905
Bank Charges                                              207
Casual labor                                            1,809
Consulting                                              5,000
Decorations                                               508
Depreciation                                           16,000
Dues & subscriptions                                      653
Employee incentives                                     2,502
Employee Screening                                        906
Equipment rental                                          849
Food Costs                                              2,842
Housekeeping                                            4,066
Insurance                                               3,974
Interest                                                1,400
Lawn Care                                               1,770
Licenses & permits                                        682
Miscellaneous                                           7,455
Office Supplies                                         1,586
Paper Goods                                               112
Payroll Expenses                                       57,040
Pest Control                                              250
Postage & Delivery                                      2,014
Printing                                                3,872
Professional fees                                         175
Promotion                                               8,082
Repairs                                                 3,374
Taxes                                                     781
Telephone                                               3,292
Training & Education                                      349
Travel & Entertainment                                  9,370
Uniforms                                                  454
Utilities                                              24,656
Waste Removal                                           1,434
                                                  -----------
Total Expenses                                        184,935
                                                  -----------

Net Income  (-Loss)                              $   (175,783)
                                                  -----------

See accompanying notes.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.

Statement of Members' Equity
For the six months ended June 30, 1999

Beginning members' equity                        $  1,088,646

Net income (loss)                                    (175,783)
                                                  -----------

Ending members' equity                           $    912,863
                                                  -----------

See accompanying notes.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.

Statement of Cash Flows
For the Six Months Ended June 30, 1999

Cash flows from operating activities:
    Net loss                                     $   (175,863)
    Adjustments to reconcile net income to cash
    used by operations:
        Depreciation                                   16,000
        Increase in accounts payable                    4,763
                                                  -----------
    Net cash used by operations                       155,100
                                                  -----------


Cash flows from investing activities:
    Payments for buildings and construction         2,671,665
    Payments for equipment                             10,821
    Payments for land and improvements                 73,360
    Payments for utility deposits                       2,324
                                                  -----------
    Net cash applied to investing activities        2,758,170
                                                  -----------

Cash flows from financing activities:
    Proceeds of interim construction loans          2,282,745
    Proceeds from bond sales                          621,784
    Loans from stockholders and affiliates            182,410
                                                  -----------
    Net cash from financing activities              3,086,939
                                                  -----------
    Net increase in cash                              178,667

Cash at the beginning of the period                    21,318
                                                  -----------

Cash at the end of the period                    $    199,985
                                                  -----------

See accompanying notes.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies
                              Nature of Business
     The Company is a Louisiana limited liability company established to develop assisted living Centers and dementia facilities for the housing and care of senior citizens in Bastrop, Farmerville, Minden, and Natchitoches , Louisiana and Sedona, Arizona.

                              Basis of Accounting
     The Company uses the accrual basis of accounting and will utilize a calendar year for all reporting purposes.

                                Income Taxes
     The company is treated as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable by, or provided for, by the Company.

                 Property, Buildings, Equipment, and Depreciation
     Buildings and equipment are stated at cost and are to be depreciated by the straight- line method over their estimated economic lives. Buildings shall include capitalized construction period interest which will be treated as a component cost of the building and depreciated over the same economic life as the building.

                                   Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                  Advertising
     The Company follows the policy of charging the costs of advertising to expense as incurred.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Notes to Financial Statements



Note 1- Summary of Significant Accounting Policies- (continued)

                                 Deferred Charges
     Deferred charges represents the costs associated with obtaining long-term financing for the care facilities of the Company. These costs are to be amortized over the life of the bonds using the effective interest rate method. These costs have been included as a component of Bonds payable on the balance sheet.

                               Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB. Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Notes to Financial Statements


Note 2 - Related Party Transactions

     The company has entered into a design/builder contract in the amount of $ 1,777,000 with The Forsythe Group, Inc., one of its members, to construct the Bastrop facility. The contract calls for cash payments of $ 1,352,000 during the building of the facility as approved by the contract engineer, with the balance of $ 425,000 through the issuance of certificates of membership. As of June 30, 1999, $ 830,372 has been paid on this contract and $ 175,000 of membership equity has been issued for the services rendered in connection with this project. The remainder of the $ 250,000 due to be paid through the issuance of equity certificates will be issued at the completion of the project.


     The company has entered into a design/builder contract in the amount of $ 1,777,000 with The Forsythe Group, Inc., one of its members, to construct the Farmerville facility. The contract calls for cash payments of $ 1,352,000 during the building of the facility as approved by the contract engineer, with the balance of $ 425,000 through the issuance of certificates of membership. As of June 30, 1999, $ 531,361 has been paid on this contract and $ 135,000 of membership equity has been issued for the services rendered in connection with this project. The remainder of the $ 290,000 due to be paid through the issuance of equity certificates will be issued at the completion of the project.

     The company has entered into a design/builder contract in the amount of $ 1,777,000 with The Forsythe Group, Inc., one of its members, to construct the Minden facility. The contract calls for cash payments of $ 1,352,000 during the building of the facility as approved by the contract engineer, with the balance of $ 425,000 through the issuance of certificates of membership. As of June 30, 1999, $ 1,241,792 has been paid on this contract and $ 174,000 of membership equity has been issued for the services rendered in connection with this project. The remainder of the $ 251,000 due to be paid through the issuance of equity certificates will be issued at the completion of the project.

     The company has entered into a design/builder contract in the amount of $ 1,777,000 with The Forsythe Group, Inc., one of its members, to construct the Natchitoches facility. The contract calls for cash payments of $ 1,352,000 during the building of the facility as approved by the contract engineer, with the balance of $ 425,000 through the issuance of certificates of membership. As of June 30, 1999, $ 288,450 has been paid on this contract and $ 135,000 of membership equity has been issued for the services rendered in connection with this project. The remainder of the $ 250,000 due to be paid through the issuance of equity certificates will be issued at the completion of the project.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.

Notes to Financial Statements


Note 2- Related Party Transactions - (continued)
     The amounts shown as due to members and affiliates represents working capital loans made for the construction and operation of the facilities. These amounts advanced accrue interest at the current market rate.

Note 3 - Development Stage Operations

     As of June 30, 1999, we had under development and in partial operation one independent living facility located in the village of Oak Creek, Sedona Arizona, one assisted living facility (ALF's) open in Minden Louisiana and three ALF's under construction in Bastrop, Farmerville, and Natchitoches, Louisiana.

Note 4 - Bonds Payable

     On May 17, 1999, the Company's issue of $ 9,900,000 of bonds became effective. These bonds are to become the permanent financing for the
     projects reflected in this financial statement.   As of June 30, 1999,
     these bonds are in the process of being sold with the proceeds of these bond sales used to liquidate the construction loans. As of June 30, 1999, the status of these bonds is as follows:

                             Amount               Amount
          Location         Authorized             Issued

          Bastrop         $ 1,800,000          $     5,000
          Farmerville     $ 1,800,000          $         0
          Minden          $ 1,800,000          $   841,250
          Natchitoches    $ 1,800,000          $         0
          Sedona          $ 2,700,000          $         0
                           ----------           ----------
          Totals          $ 9,900,000          $   846,250
                           ----------           ----------


     These bonds have varying interest rates from 6.5 percent per annum to
     9.5 percent per annum. The maturity of these bonds is from six months to seven and half years. Bonds payable on the balance sheet reflects the accrued interest due and is reflected net after the deferred charges incurred is issuing and selling the bonds.

Note 5 - Notes Payable
     Notes payable represents the construction loans which provide funding for the interim construction payments for the facilities until the bonds are sold and applied to pay off the debt. These loans bear interest at the current market rate. The interest on these notes has been capitalized as construction period interest and will be included as a component of the cost to be depreciated over the estimated economic life of the facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     This commentary should be read in conjunction with the following documents for a full understanding of The Biltmore Group of Louisiana, L.L.C. financial condition and the status of the Company, which reflects little or no operations; the entire Prospectus dated May 17, 1999; and the unaudited financial statement presented herein along with all of the footnotes thereto.

     As a result of the Company having little or no operations as of the end of the Second quarter, readers should be aware of the success and/or failures within the Assisted Living Industry. Because the bonds are being sold on a best efforts basis.

     As of June 30, 1999, we had under development and in partial operation one independent living facility located in the village Oak Creek, Sedona Arizona, one assisted living facility (ALF's) open in Minden Louisiana and three ALF's under construction in Bastrop, Farmerville, and Natchitoches, Louisiana.

     The Minden ALF containing twenty-six units opened on June 23, 1999. As of August 6, 1999, eight units were occupied, and three units selected with deposits. The local acceptance of the property has been beyond expectations. When we built a property we built adequate public space to enable additions, if needed. The Forsythe design and construction department is in the process of designing additional units to be added to the property when needed.

     The Bastrop, Louisiana ALF containing twenty-six units will open in late August 1999, The Farmerville, Louisiana ALF containing twenty-six units will open in late September 1999, and Natchitoches, Louisiana ALF will open in late October or early November 1999. Our marketing of the three
ALF under construction indicate strong local support.

     The Independent Living facility located in the Village of Oak Creek Sedona, Arizona completed phase one of the rehabilitation and opened in on October 16, 1998. We believe in order to maximize the income potential for the project additional income-producing facilities should be added. In order to determine the additional facilities to be added we are working with The
Big Park Regional Council (Council) and Yavapai County planning department to create a project that will meet the need of the village of Oak Creek. Some of additions being studied are:
         - Add an office to be leased to a Doctor (There are no Doctors located in the village at this time. The Doctor will also serve Biltmore residents).
         - Add a senior day care facility.
         - Arrange discount golfing privileges for guests.
         - Add additional space for exercise equipment to improve the wellness program.
         - Allow paid memberships to local seniors and their families to use the indoor pool, exercise areas and dinning room facilities member activities.
         - Expand the wellness program to include local residence.

     We have estimated that the additional facilities and equipment will cost approximately three hundred thousand dollars. The funds will be provided by contributions by the members. If we are able to obtain timely approval, from the Council and the County, the additions and expansions should be
completed by February 1, 2000.   Delays are common in the construction
business therefore the proposed additions and improvements may be delayed.

     The construction of the facilities are being financed through the sale of Co-First Mortgage bonds as set forth in the prospectus dated May 17, 1999 and construction loans provided by Church Loans and Investments Trust of Amarillo, Texas and First Republic Bank of Monroe, Louisiana.

     The Company continues to finance the expansion and development by Loans from The Forsythe Group, Inc. (Affiliate of the Company) and contributions by the members as well as the public offering of First Mortgage Bonds.

Change in Employees

     Prior to the opening of the Oak Creek Independent Living facility , the Company had no operations. Employees consisted of the President, Joanne
M. Caldwell-Bayles. As of August 6, 1999, we have thirty employees, which include the management personal for Bastrop. Given the low unemployment in the property areas we are pleased with a large number of applications for employment in all Louisiana markets. The number of applications for employment in the Oak Creek area is limited and will have a possible negative impact on construction and operations.

Results of operations:

The Company's first facility opened for business on October 16, 1998 in the village of Oak Creek Sedona, Arizona The Minden facility opened for business in June 1999. The operating loss for the first six months of 1999 was $175,783, which includes start-up costs of approximately $112,000 for the Oak Creek facility. There have been insufficient rentals to form an opinion of future success with any certainty.

Major changes in Financial Conditions

The major changes in financial condition between December  31, 1998 and
June 30, 1999 is as follows: Current assets consisted primarily of cash in the amount of $199,985.  Cash is restricted as follows: $110,750 to fund bond reserve accounts and the balance of $81,360 is restricted to pay Operating Fund Payments. Property and equipment increased from $3,817,725 as of December 31,1998 to $6,557,571 as of June 30, 1999. The increase is the result of completion of building projects and acquisition of equipment for the five locations. Total current liabilities increased from $691,290 as of December 31, 1998 to $3,013,798 as of June 30, 1999 consisting
primarily due to borrowings on   interim construction loans.  Long term
debt increased from $2,174,025 as of December 31, 1998 to $2,650,809 as of June 30, 1999 which consisted of bond payables. Liabilities due stockholders and affiliates increased from $0 as of December 31, 1998 to $182,410 as of June 30, 1999. Total Members' Equity decrease from $1,088,646 as of December 31, 1998 to $912,863 as of June 30, 1999 due
to the operating loss sustained for the first six months.

Liquidity and Financial Position

The Company receives significant operating funds from its affiliate The Forsythe Group, Inc., through short-term loans. The ability of The Forsythe Group to continue to make available loans is necessary for the continuing success of the company. If future conditions would create problems in Forsythe's ability to advance funds to the Company, the Company's future success would be in doubt.

Year 2000

The Company relies on computer hardware, software, and related technology, together with data, in the operation of its business. In addition, the Company is dependent on the same type of technology and data generated by financial institutions; the Federal Government including the Social Security Administration; State of Louisiana; Investment Bankers; Trustees for the bondholder; Interim lenders; and Utility companies. The Company has initiated an enterprise wide program to prepare for the year 2000.
The Company has created a year 2000 program office reporting to the Chief Executive Officer to coordinate and oversee the company's year 2000 program. All of the Company's computer systems have been cleared to meet the year 2000 requirements by contacting the manufacturer of the equipment and receiving written notice of compliance.

The computer software necessary for the accounting function has also been cleared for the year 2000 requirements in writing from the developer of the accounting software.

The Company has discussed the year 2000 with all of the above set forth companies and agencies and has been assured either in writing or verbally that each anticipates compliance for the year 2000. As a result of the Company's own operations already being in compliance with the year 2000, it is dependent upon outside forces to also be in compliance. It is impossible for the Company to be sure that all governmental agencies, utilities, financial institutions, and others with whom it does business will also be in compliance. The failure or some or all the above stated agencies being in compliance with the year 2000 would be catastrophic, and the survival of the Company would be in doubt.

Because of the uncertainty of the problems faced with the year 2000 the Company has adopted an action plan to protect the seniors living with the Communities. The major item to be included is as follows;

1. Place in storage at each community a five-day supply of food item, including canned meats and vegetables, water, and other non-perishable items necessary for providing meals.

2. Prepare, with the assistance of residents, a five-day supply of clothing that will not have to be cleaned in order to aid in healthy living.
3. Encourage Physicians to obtain and supply adequate supply of necessary medical needs of residence.
4. Encourage residents and their families to meet the financial needs for each resident by having some cash on hand at the end of the year. The cash to be reserved for residences should not be held at the residents quarters.
5. Work with local officials in preparing a safety plan of operation in event of failure of medical, public safety, utilities and other services.
6.   Adequate fuel to operate vehicles, heating devices and other services.
7. Such other assistance that may come to our attention as the Company continues to monitor the year 2000 problems.

Forward- Looking Statements:

Statements that are not historical facts, including statements about
(I) operating profits or losses as those discussed in results of operations;
(II) completion dates of facilities; (III) fixed asset expenditures; and
(IV) the successful sale of the balance of the bonds are forward-looking statements that involve risks and uncertainties. The Company wishes to caution the reader that factors below, along with the factors set forth in the Company's May 17, 1999 prospectus and in the Company's other documents filed with the SEC, have affected and could affect the Company's actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain cost, and the continued increase in the market acceptance of ALF's.


Part II - Other Information

     Item 1.  Legal proceedings

                  None

     Item 2. Change in Securities

                  None

     Item 3. Defaults Upon Senior Securities

                  None


     Item 4. Submission of Matters to a Vote of Security Holders

                  None

     Item 5. Other Information

                  None

     Item 6: Other Matters

                  None

      Item 7. Exhibits and reports on Form 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                          Senior Retirement Communities, Inc. (Registrant)


                          Joanne M. Caldwell-Bayles
Date: August  9, 1999     By: Joanne M. Caldwell-Bayles
                          Managing Member