Form 10QSB
period 1999-09-30
BILTMORE GROUP OF LOUISIANA LLC
filed 1999-11-16
CIK 1079450

SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549


                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED SEPTEMBER 30, 1999

                     The Biltmore Group, of Louisiana, L.L.C.

             (Exact name of registrant as specified in its charter)


             Louisiana                                  72-1423893
  -------------------------------------        -----------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification
         or organization)                                   Number)



                  507 Trenton Street, West Monroe, Louisiana 71291

                 (Address of principal executive offices)(Zip code)

         Registrant's telephone number, including are code (318) 323-2115


Number of memberships outstanding of each of the registrant's class of membership, as of SEPTEMBER 30, 1999

                     1,112,763   Members' equity contributions


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report) and (2) has subject to such filing requirements for the past ninety (90) days.

                        Yes   X                No
                           --------              ---------

The Biltmore Group of Louisiana, L.L.C.
Form 10-QSB
TABLE OF CONTENTS

Part 1: Financial Information                                           Page

Item 1. Financial Statements (Unaudited)

 Balance Sheets as of September  30, 1999  (unaudited) .................   6

 Statements of Income for the nine months ended
 September 30, 1999 (unaudited) ........................................   8

 Statement of Members' Equity for the nine months
 ended September 30, 1999 (unaudited) ..................................   10

 Statements of Cash Flows for the nine months
 ended September 30, 1998 (unaudited)...................................   11

 Notes to Financial Statements..........................................   12

Item 2.  Management's Discussion and Analyses of Financial Conditions
and Results  of Operations..............................................   17


Part II: Other Information

Item 1.  Legal Proceedings..............................................   19

Item 2.  Changes in Securities..........................................   19

Item 3.  Defaults Upon Senior Securities................................   19

Item 4.  Submission of Matters to a Vote of Security Holders............   19

Item 5.  Other Information..............................................   20

Item 6.  Other Matters..................................................   20

Item 7.  Exhibits and reports on Form 8-K ..............................   20

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
FINANCIAL STATEMENT

SEPTEMBER 30, 1999

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Financial Statement
September 30, 1999



Table of Contents

                                                                    Page
FINANCIAL STATEMENTS:
        Report                                                       5
        Balance Sheet                                                6
        Statement of Income                                          8
        Statement of Members' Equity                                 10
        Statement of Cash Flows                                      11
        Notes to Financial Statements                                12

THE BILTMORE GROUP OF LOUISIANA, L.L.C.



To the Board of Directors and Shareholders
THE BILTMORE GROUP OF LOUISIANA, L.L.C.
West Monroe, Louisiana


The accompanying balance sheet of THE BILTMORE GROUP OF LOUISIANA, L.L.C. as of September 30, 1999, and the related statement of income, retained earnings and cash flows for the nine months then ended, were prepared internally from the books and records of THE BILTMORE GROUP OF
LOUISIANA, L.L.C.  These financial statements were not audited or reviewed.

/S/JOANNE CALDWELL-BAYLES

Joanne Caldwell-Bayles
Managing Member, THE BILTMORE GROUP OF LOUISIANA, L.L.C.

November 10, 1999




507 Trenton Street West Monroe, LA 71291 - 318 323-2115  - FAX 318-323-6281

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Balance Sheet
September 30, 1999

ASSETS
Current assets:
      Cash                                  $     3,321
      Escrow cash                                14,399
      Sinking fund cash                         171,360
                                             ----------
      Total current assets                      189,080
                                             ----------

Property, plant and equipment

   Buildings and construction in process      7,305,120
   Equipment                                     28,248
   Land                                         677,099
                                             ----------
                                              8,010,467
   Less:  Accumulated depreciation               38,200
                                             ----------
   Net property and equipment                 7,972,267
                                             ----------

Other assets
   Utility deposits                               2,324
                                             ----------

                                          $   8,163,671
                                             ----------

See accompanying notes.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Balance Sheet
September 30, 1999

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses  $    14,940
     Notes payable                            5,747,897
                                             ----------
     Total current liabilities                5,762,837
                                             ----------

Long-term debt:
     Bonds payable-Net                        1,322,583
                                             ----------
     Total long-term debt                     1,322,583
                                             ----------

Other liabilities:
Due to Members and affiliates                   292,623
                                             ----------
Members' equity                                 785,628
                                             ----------
                                            $ 8,163,671

See accompanying notes.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Statements of Income

                         for the three months    for the nine months
                     ended September 30, 1999    ended September 30, 1999
Revenues                          $    52,414    $    61,566
Expenses
Accounting                              5,000          5,000
Activities                                890          1,551
Advertising                             7,646         23,551
Automobile                                317          1,222
Bank Charges                              313            520
Casual Labor                              571          2,380
Consulting                                  0          5,000
Decorations                               663          1,171
Depreciation                           22,200         38,200
Dues &  Subscriptions                     219            872
Employee Incentives                        55          2,557
Employee Screening                        527          1,433
Equipment Rental                          417          1,266
Food Cost                               6,295          9,137
Gloves                                     13             13
Housekeeping                              314          4,380
Insurance                                 620          4,594
Interest                               17,465         18,865
Laundry                                   132            132
Lawn Care                               1,726          3,496
Licenses & Permits                        225            907
Management Fees                        10,858         10,858
Miscellaneous                             947          8,402
Office                                    574            712
Office Supplies                             0          1,448
Paper Goods                               144            256
Payroll  Expenses                      78,004        135,044
Pest Control                              529            779
Postage & Delivery                        682          2,696
Printing                                1,993          5,865
Professional Fees                           0            175
Promotion                               2,065         10,147
Rental Bonds                              700            700
Repairs                                 1,679          5,053
Resident Gift                             117            117
Taxes                                     168            949
Telephone                               2,180          5,472
Training & Education                       70         11,050
Travel & Entertainment                    636         10,006
Uniforms                                  496            950
Utilities                              10,470         36,560

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Statements of Income

                         for the three months    for the nine months
                     ended September 30, 1999    ended September 30, 1999
Van Expense                               280            280
Waste Removal                             770            770
Wellness                                   48             48

Total Expenses                        179,649        364,584

Net Income (Loss)                $   (127,235)   $  (303,018)

THE BILTMORE GROUP OF LOUISIANA, L.L.C.

Statement of Members' Equity

                         for the three months    for the nine months
                     ended September 30, 1999    ended September 30, 1999

Beginning members' equity          $  912,863    $ 1,088,646

Net income (loss)                    (127,235)      (303,018)

Ending members' equity             $  785,628        785,628


See accompanying notes.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.

Statement of Cash Flows

                         for the three months    for the nine months
                     ended September 30, 1999    ended September 30, 1999
Cash flows from operating
 activities:
    Net loss                     $  (127,235)    $  (303,018)
    Adjustments to reconcile
     net income to cash
     used by operations:
        Depreciation                  22,000          38,200
        Increase in accounts
         payable                       8,794          13,477
    Net cash used by
     operations                      (96,241)       (251,341)

Cash flows from investing
 activities:
    Payments for buildings
         and construction          1,419,469       4,091,134
    Payments for equipment            17,427          28,248
    Payments for land and
     improvements                          0          73,360
    Payments for utility
     deposits                              0           2,324
    Net cash applied to
     investing activities          1,436,896       4,196,066

Cash flows from financing
 activities:
    Proceeds of interim
     construction loans              601,220       2,888,963
    Proceeds from bond sales         810,799       1,432,583
    Loans from stockholders
     and affiliates                  110,213         292,623
    Net cash from financing
     activities                    1,522,232       4,614,169

Net decrease in cash                 (10,905)        167,762

Cash at the beginning of
 the period                          199,985          21,318

Cash at the end of the period        189,080         189,080


See accompanying notes.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

                              Nature of Business
The Company is a Louisiana limited liability company established to develop assisted living Centers and dementia facilities for the housing and care of senior citizens in Bastrop, Farmerville, Minden, and Natchitoches, Louisiana and Sedona, Arizona.
                             Basis of Accounting
The Company uses the accrual basis of accounting and will utilize a calendar year for all reporting purposes.

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

THE BILTMORE GROUP OF LOUISIANA, L.L.C.

Notes to Financial Statements

Note 1- Summary of Significant Accounting Policies- (continued)

                                 Deferred Charges
Deferred charges represents the costs associated with obtaining long- term financing for the care facilities of the Company. These costs are to be amortized over the life of the bonds using the effective interest rate method. These costs have been included as a component of Bonds payable on the balance sheet.

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

THE BILTMORE GROUP OF LOUISIANA, L.L.C.
Notes to Financial Statements


Note 2 - Related Party Transactions

The company has entered into a design/builder contract in the amount of $ 1,777,000 with The Forsythe Group, Inc., one of its members, to construct the Bastrop facility. The contract calls for cash payments of $ 1,352,000 during the building of the facility as approved by the contract engineer, with the balance of $ 425,000 through the issuance of certificates of membership. As of September 30, 1999, $1,242,227 has been paid on this contract and $ 175,000 of membership equity has been issued for the services rendered in connection with this project. The remainder of the $ 250,000 due to be paid through the issuance of equity certificates will be issued at the completion of the project.

The company has entered into a design/builder contract in the amount of $ 1,777,000 with The Forsythe Group, Inc., one of its members, to construct the Farmerville facility. The contract calls for cash payments of $ 1,352,000 during the building of the facility as approved by the contract engineer, with the balance of $ 425,000 through the issuance of certificates of membership. As of September 30, 1999, $ 1,010,382 has been paid on this contract and $ 135,000 of membership equity has been issued for the services rendered in connection with this project. The remainder of the $ 290,000 due to be paid through the issuance of equity certificates will be issued at the completion of the project The company has entered into a design/builder contract in the amount of $ 1,777,000 with The Forsythe Group, Inc., one of its members, to construct the Minden facility.

The contract calls for cash payments of $ 1,352,000 during the building of the facility as approved by the contract engineer, with the balance of
$ 425,000 through the issuance of certificates of membership. As of September 30, 1999, $ 1,241,792 has been paid on this contract and $ 174,000 of membership equity has been issued for the services rendered in connection with this project. The remainder of the $ 251,000 due to be paid through the issuance of equity certificates will be issued at the completion of the project The company has entered into a design/builder contract in the amount
of $ 1,777,000   with The Forsythe Group, Inc., one of its members, to
construct the Natchitoches facility.

The contract calls for cash payments of $ 1,352,000 during the building of the facility as approved by the contract engineer, with the balance of $ 425,000 through the issuance of certificates of membership. As of September 30, 1999, $884,795 has been paid on this contract and $ 135,000 of membership equity has been issued for the services rendered in connection with this project. The remainder of the $ 250,000 due to be paid through the issuance of equity certificates will be issued at the completion of the project.

THE BILTMORE GROUP OF LOUISIANA, L.L.C.

Notes to Financial Statements


Note 2- Related Party Transactions - (continued)
The amounts shown as due to members and affiliates represents working capital loans made for the construction and operation of the facilities. These amounts advanced accrue interest at the current market rate.

Note 3 - Development Stage Operations

As of September 30, 1999, we had under development and in partial operation one independent living facility located in the village Oak Creek, Sedona Arizona, one assisted living facility (ALF's) open in Minden Louisiana and three ALF's under construction in Bastrop, Farmerville, and Natchitoches, Louisiana.


Note 4 - Bonds Payable

On May 17, 1999, the Company's issue of $ 9,900,000 of bonds became effective. These bonds are to become the permanent financing for the projects reflected
in this financial statement.   As of September 30, 1999, these bonds are in
the process of being sold with the proceeds of these bond sales used to liquidate the construction loans. As of September 30, 1999, the status of these bonds is as follows:

THE BILTMORE GROUP OF LOUISIANA, L.L.C.

Notes to Financial Statements

Note 4 - Bonds Payable-(continued)

                                      Amount        Amount
        Location                     Authorized     Issued
        Bastrop                      $ 1,800,000     $    577,250
        Farmerville                  $ 1,800,000     $          0
        Minden                       $ 1,800,000     $  1,088.000
        Natchitoches                 $ 1,800,000     $          0
        Sedona                       $ 2,700,000     $          0

        Totals                       $ 9,900,000     $  1,665,520


These bonds have varying interest rates from 6.5 percent per annum to 9.5 percent per annum. The maturity of these bonds is from six months seven and half years. Bonds payable on the balance sheet reflects the accrued interest due and is reflected net after the deferred charges incurred in issuing and selling the bonds.

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

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
     This commentary should be read in conjunction with the following documents for a full understanding of The Biltmore Group of Louisiana, L.L.C. financial condition and the status of the Company, which reflects little or no operations; the entire Prospectus dated May 17, 1998; and the unaudited financial statement presented herein along with all of the footnotes thereto.

     As a result of the Company having little or no operations as of the end of the third quarter, readers should be aware of the success and/or failures within the Assisted Living Industry.

     As of September 30, 1999, we had under development and in partial operation one independent living facility located in the village Oak Creek, Sedona Arizona, one assisted living facility (ALF's) open in Minden Louisiana and three ALF's under construction in Bastrop, Farmerville, and Natchitoches,
Louisiana.   The Bastrop ALF opened in October 1999.

     The Minden ALF containing twenty-six units opened on June 23, 1999. As of November 1, 1999, ten units were occupied. The Bastrop, Louisiana ALF containing twenty-six units opened in late August 1999, and The Farmerville, Louisiana ALF containing twenty-six units was completed September 1999, and Natchitoches, Louisiana ALF will open in late October or early November 1999. Our marketing of the three ALF under construction indicate strong local support.

     The Independent Living facility located in Sedona, Arizona completed phase one of the rehabilitation and opened on October 16, 1998. We believe in order to maximize the income potential for the project additional income-producing facilities should be added. In order to determine the additional facilities to be added we are working with The Big Park Regional Council (Council) and Yavapai County planning department to create a project that will meet the need of the village of Oak Creek. Some of additions being studied are:
      * Add an office to be leased to a Doctor (There are no Doctors located in the village at this time. The Doctor will also serve Biltmore residents)
      * Add a senior day care facility.
      * Arrange discount golfing privileges for guest.
      * Add additional space for exercise equipment to improve the wellness program.
      * Allow paid memberships to local seniors and their families to use the indoor pool, exercise areas and dinning room facilities member activities.
      * Expand the wellness program to include local residence.

After completing the studies for the above programs the company is in the process of adding exercise equipment and expanding the wellness program to include a wellness spa for the enrichment of mind body and spirit. Work is continuing with the local community to determine the viability of adding local services. The additional exercise equipment and wellness spa will be in place before the end of 1999.

The additional cost of facilities to be added will be approximately $100,000. The funds are being provided by the members.

The construction of the facilities are being financed through the sale of Co-First Mortgage bonds as set forth in the prospectus dated May 17, 1999 and construction loans provided by Church Loans and Investments Trust of Amarillo Texas and First Republic Bank of Monroe, Louisiana.

The Company continues to finance the expansion and development by loans from The Forsythe Group, Inc. (Affiliate of the Company) and contributions by the members as well as the public offering of First Mortgage Bonds.

Change in Employees

Prior to the opening of the Oak Creek Independent Living facility, the Company had no operations. Employees consisted of the President, Joanne M. Caldwell-Bayles. As of September 6, 1999, we had twenty seven employees, which include the management personnel for Bastrop. Given the low unemployment in the property areas we are pleased with a large number of
applications for employment in all Louisiana markets.   The number of
applications for employment in the Oak Creek area is limited and will have a possible negative impact on construction and operations.

Results of operations:

The Company's first facility opened for business on October 16, 1998 in Sedona, Arizona. The Minden facility opened for business in June 1999.
The operating loss for the first nine months of 1999 was $303,018, which includes start-up costs of approximately $112,000.00 for the Sedona facility. There have been insufficient rentals to form an opinion of future success with any certainty.

Major changes in Financial Conditions

The major changes in financial condition between June 30, 1999 and September 30, 1999 is as follows: Current assets consisted primarily of cash in the amount of $189,080. Cash is restricted as follows: $14,399 to fund bond reserve accounts and $171,360 is restricted to pay Operating Fund Payments. Property and equipment increased from $6,557,571 as of June 30, 1999 to $7,972,267 as of September 1999. The increase is the result of completion of building projects and acquisition of equipment for the five locations. Total current liabilities increased from $3,013,798 as of June
30, 1999 to $5,762,837 as of September 30, 1999 consisting primarily due to borrowings on interim construction loans. Long term debt decreased from $2,650,809 as of June 30, 1999 to $1,322,583 as of September 30, 1999
which consisted of bond payables. Liabilities due stockholders and affiliates increased from $182,410 as of June 30, 1999 to $292,623 as of September 30, 1999. Total Members' Equity decreased from $912,863 as of June 30, 1999 to $785,628 as of September 30, 1999 due to the operating loss sustained for the first six months.

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

     1. Place in storage at each community a five-day supply of food items, including canned meats and vegetables, water, and other non-perishable items necessary for providing meals.
     2. Prepare, with the assistance of residents, a five-day supply of clothing that will not have to be cleaned in order to aid in healthy living.
     3. Encourage Physicians to obtain an adequate supply of necessary medical needs of residence.
     4. Encourage residents and their families to meet the financial needs for each resident by having some cash on hand at the end of the year. The cash to be reserved for residences should not be held at the residents quarters.
     5. Work with local officials in preparing a safety plan of operation in event of failure of medical, public safety, utilities and other services.
     6.  Adequate fuel to operate vehicles, heating devices and other services.
     7. Such other assistance that may come to our attention as the Company continues to monitor the year 2000 problems.

Forward- Looking Statements:

Statements that are not historical facts, including statements about (I) operating profits or losses as those discussed in results of operations;
(II) completion dates of facilities; (III) fixed asset expenditures; and
(IV) the successful sale of the balance of the bonds are forward-looking statements that involve risks and uncertainties. The Company wishes to caution the reader that factors below, along with the factors set forth in the Company's May 17, 1999 prospectus and in the Company's other documents filed with the SEC, have affected and could affect the Company's actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain costs, and the continued increase in the market acceptance of ALF's.


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


                             /S/JOANNE M. CALDWELL-BAYLES

Date: November 10, 1999  By: Joanne M. Caldwell-Bayles
                             President, Finance and Treasurer