Form 10KSB
period 1999-12-31
BILTMORE GROUP OF LOUISIANA LLC
filed 2000-03-28
CIK 1079450

SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                      FORM 10-KSB

                    ANY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal year ended December 31, 1999

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ___ to ___

                     Commission file number 333-723799

                 The Biltmore Group of Louisiana, L.L.C.
Lousiana                                                         72-1423893
(State or other jurisdiction of incorporation) or organization)


         507 Trenton Street, West Monroe, Louisiana 71291
-------------------------------------------------------------------------------

                    (318) 323-2115

    Securities registered pursuant to Section 12 (b) of the Act:
                   First Mortgage Bonds $9,900,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding twelve (12) months
(or for such shorter period that the registrant was required to file such report) and (2) has subject to such filing requirements for the past ninety (90) days.

                        Yes___X___ No__________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in part III of the Form 10-KSB ____

           Revenues for fiscal year 1999 - $135,529



Number of units outstanding of each of the registrant's class of limited Interest 1,112,763 and $ 2,860,500 first mortgage bonds
                       December 31, 1999


                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Included by reference Prospectus dated May 17, 1999, Part I and II
(2) Included by reference all documents filed with Securities Exchange Commission as part of the filing of the Prospectus dated May 17, 1999,
    Part I and II
(3) Included by reference 10-QSB dated June 30, 1999, Part I and II
(4) Included by reference 10-QSB dated September 30, 1999, Part I and II


                   THE BILTMORE GROUP OF LOUISIANA, L.L.C.

                               Form 10-KSB

                                INDEX

Part     1                                                                Page

Item     1.       Business
Item     2.       Properties and method of Financing
Item     3.       Legal Proceedings
Item     4.       Submission of Matters to a Vote of Security Holders

Part     II.

Item     5.       Market for Registrants  Bonds
Item     6.       Selected Financial Data
Item     7.       Managements Discussion and Analysis of Results of Operations
Item     8.       Financial Statements and Supplementary Data
Item     9.       Changes in and Disagreements with Accountants

Part     III.

Item     10.      Directors and Executive Officers of the Registrant
Item     11.      Executive Compensation
Item     12.      Security Ownership of Certain Beneficial Owners and Management
Item     13.      Certain Relationships and Related Transactions

Part     IV.

Item     14.      Reports on Form 8-K


Item     15.      Exhibits, Financial Statement Schedules


Part I.

Item     1.       Business
                                  OVERVIEW

General
The Biltmore Group of Louisiana, L.L.C. (the Company or THE BILTMORE ) was organized as a Limited Liability Company under the laws of the State of Louisiana on July 13, 1998. The Company is in the business of developing and owning housing for seniors. THE

Facilities (ALFs). ALFs contain one or more facilities for seniors who are independent, or require some assistance. As of December 31, 1999 the Company had three Assisted Living Facilities open for business, located in Minden, Farmerville, and Bastrop, Louisiana and one Wellness Spa located in Sedona, Arizona.

Independent Living
Independent Living facilities are anticipated to make up a small amount of the Companys business. It is anticipated as the Independent Living group of seniors age, they will convert to Assisted Living within the community thereby reducing their impact upon the communities. The
Company has maintained excess land in each of the communities in order to meet the demands of seniors, no matter which direction senior care evolves.

Assisted Living
Assisted Living will make up the largest impact upon the Companys success. Assisted Living continues to evolve with State and Federal interest in this form of Senior Care. It is anticipated that political pressure will continue to grow, because of the impact that Assisted Living is having on other forms of senior care.

Wellness Spa Retreat
Wellness Spas provide rest and rejuvenation for the mind, body and spirit. The Biltmore is a refuge for rest and renewal. We offer various workshops, therapeutic massages, alternative therapies, and facials all under the supervision of our medical director. Also located on site are exercise equipment, indoor heated pool and food services. Our spa attracts all ages, with emphasis upscale on baby boomers.

Employees
Prior to the opening of the Oak Creek facility, the Company had no operations.Employees consisted of the Managing Member, Joanne M. Caldwell-Bayles and two other employees. After the opening of the
 Minden,  Bastrop  and Farmerville  ALFs  the  Company  had 35 employees.
 When all of the facilities  are open  there  will be  approximately  40
employees.  As   occupancy  increases,  additional employees will be required.
 The number required will be determined by the increase in occupancy of each facility.

Competition
Al0s are under ever growing competition for the senior market. Because of our policy of selecting smaller communities, which do not presently have assisted living facilities, we do not presently have any competition from assisted living in any of the cities in which we are located. Nursing homes in those communities continue to compete with our facilities for senior business. Competition will continue to increase for other types of senior care. Some are home health providers, family care, and better medical care for seniors jut to name a few.


Item     2.       Properties and methods of Financing

This commentary should be read in conjunction with the following documents for a full understanding of The Biltmore Group of Louisiana, L.L.C. financial condition and the status of the Company, which reflects little or no operations; the entire Prospectus dated May 17, 1998; and the audited financial statement presented herein along with all of the footnotes thereto.

As of December 31, 1999, we had under development and in partial operation one Wellness Spa located in the village Oak Creek, Sedona Arizona, three assisted living facility (ALFs) open in Minden, Farmerville, and Bastrop Louisiana and one ALF under construction in Natchitoches, Louisiana. Natchitoches will be completed by March 31, 2000.

The Minden ALF containing twenty-six units opened on June 23, 1999. As of December 31, 1999, the occupancy was 31%, two units selected with deposits and four prospects considering moving in. When we built a property we built adequate public space to enable additions, if needed.
The Forsythe design and construction department is in the process of designing additional units to be added to the property when needed.

The Bastrop, Louisiana ALF containing twenty-six units opened in late October 1999 The occupancy was 31% and several prospects onsidering moving in as of December 31. 1999.

The Farmerville, Louisiana ALF containing twenty-six units opened in late November 1999. As of December 31, 1999 the occupancy was 27% with several prospects under consideration.

Natchitoches, Louisiana ALF will open in early April 2000. Our marketing of the Natchitoches facility under construction indicate strong local support in the local community.

 Sedona, Arizona completed phase one of the rehabilitation and opened on October 16, 1998. In order to maximize the income potential for the project additional income-producing facilities should be added.
These of additions are:
o        Arrange discount golfing privileges for guest.
o Add additional space for exercise equipment to improve the wellness program.
o Become part of a national marketing network to increase exposure and income.
o        Expand the wellness program
o        Short term stay
o        A Wellness Spa for Enrichment of the Mind, Body and Spirit

The Company has spent approximately one hundred thousand dollars to date. The funds were provided by present members and equipment leases. The County of Yavapai, Arizona approved the conversion to a Wellness Spa in early December 1999. The Spa is now open and operating.

The Biltmore Wellness Spa of Oak Creek has become a member of The Spa Finder Organization. Spa Finder is the largest spa travel company in the U.S., representing more than 200 high-profile spa destinations worldwide. Spa Finder will offer a one-stop reservation service, including air and transfers. Spa Finders highly trained consultants service both wholesale and retail clients, matching customers with the right spas based upon need, and budget. Spa Finder books more than 13,000 spa vacations yearly, for a total of more than 75,000 room nights.

The Biltmore will be prominently shown in the Spa Finder Magazine, which has a circulation of the directory issue of 150,000 to be distributed in April 2000. The Biltmore will be marketed in New York on Spa Finder radio, and will be broadcast on Spa Finder-TV into 24 million homes over the Foxs The Health Network in 2000. and on their website at www.spafinder.com and the Company website at www.biltmoresedona-spa.com.

The construction of the facilities were being financed through the sale of Co-First Mortgage bonds as set forth in the prospectus dated May 17, 1999 and construction loans provided by Church Loans and Investments Trust of Amarillo Texas and First Republic Bank of Monroe, Louisiana. The total amount of bonds to be sold was anticipated to be $9,900,000. Sale of bonds began in June 1999. The bonds were offered for sale by MMR Investment Bankers, Inc. on a best \efforts basis. In December 1999 it became evident that the sale of $9,900,000 within the time period required in the prospectus could not be accomplished. In fact at the end of December 1999 only $ 2,860,500 in sale of bonds had occurred. Therefore the sale of Series II bonds Oak Creek project, Series IV bonds Farmerville project , and Series V bonds Natchitoches project were terminated effective December 31, 1999. The total bonds terminated and not sold were $ 6,300,000.

We were able to obtain part of funds needed to complete the facilities for Series II, IV, and V from contributions by members and alternate financing to cover the cost of completion of each of the facilities. We believe that an additional $700,000 will be needed to complete Natchitoches and provide the necessary funds to operate all of our facilities until stabilized occupancy is achieved. We have estimated that the failure of the bonds to sell as anticipated will result in additional cost in excess of $800,000. The additional cost is the result of delays in construction caused by reduction of funds for construction, lost revenues, additional interest expense, additional points and fees caused by re-arranging financing, legal, and other related cost.

We believe the failure of the bonds sale occurred because of several factors. The major factors were; (1) Increase in interest rates (2) Loss of confidence of the public in public offerings of business in the healthcare field and related industries.

We will not expand the Company anytime in the near future until we have stabilized operations or sale of some of the facilities. We are also considering the sale of one or more of the facilities in the first six months of 2000.

Item     3.       Legal Proceedings

The Company is not involved in any material legal proceedings at this time

Item     4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

Part     II.

Item     5.       Market for Registrants Bonds

The Bonds were offered by MMR Investment Bankers, Inc. (the Underwriter) on a best efforts basis as agent for the Company. The Bonds were offered subject to prior sale. The Offering of the Bonds (the Offering) was terminated as of December 31, 1999. The Underwriter does not make a market in the Bonds. There is no quoted market for the Bonds and there is no assurance a market will
develop.   We are in discussions with several brokerage firms concerning the possible providing a secondary market for our bonds. There are no assurances that we will be successful in our efforts.

Item     6.       Selected Financial Data

                                          1999                   1998
Revenue                             $    135,529           $     16,081

Net Income (loss)                       (685,119)               (24,117)

Current Assets                           248,220                 26,236

Property and Equipment                 9,296,743              3,817,725

Other Assets                               2,324                110,000

Current Liabilities                    3,788,224                691,290

Long-term debt                         4,799,883              2,174,025

Other Liabilities                        555,653                      0

Stockholders Equity                      403,527               1,088,646


Item     7.       Managements Discussion and Analysis of Results of Operations

Change in Employees

Prior to the opening of the Oak Creek facility, the Company had no operations. Employees consisted of the President, Joanne M.Caldwell-Bayles. As of December 31, 1999, we have thirty-five employees, which include operating and management personal for Sedona, Bastrop, Farmerville, Minden and Natchitoches. Given the low unemployment in the property areas in Louisiana we are please with a large number of applications for employment in all Louisiana markets. The number application for employment in the Sedona, Arizona area is limited and will have a possible negative impact on operations.

Results of operations:

The Companys first facility opened for business on October 16, 1998 in Sedona, Arizona, which has been converted to wellness spa. All of the Louisiana facilities continue to operate as assisted living facilities. The Minden facility opened for business in June 1999. Bastrop opened in November 1999 and Farmerville opened for business in December 1999. The operating loss for 1999 for all properties was $685,119, which includes start-up costs of approximately $112,000.00 for the Louisiana facilities. There have insufficient rentals to form an opinion of future success with any certainty.

Major changes in Financial Conditions

The major changes in financial condition between December 31, 1998 and December 31, 1999 are as follows: Current assets consisted primarily of cash in the amount of $ 248,220. Cash is restricted as follows: $89,419 to fund bond reserve accounts and the balance of $ 141,521 is restricted to pay Operating Fund Payments. Property and equipment increased from $3,817,725 as of
December 31,1998 to $ 9,296,743 as of December 31, 1999. The increase is the result of completion of building projects and acquisition of equipment for the five locations. Total current liabilities increased from $691,290 as of December 31, 1998 to $ 3,788,224 as of December 31, 1999 consisting primarily
due to borrowings on   interim construction loans.  Long term debt increased
from $2,174,025 as of December 31, 1998 to $ 4,799,883 as of December 31, 1999
which consisted of bond payables. Liabilities due stockholders and affiliates increased from $0 as of December 31, 1998 to $555,653 as of December 31, 1999.

$403,527 as of December 31, 1999 due to the operating loss sustained for the year.

Liquidity and Financial Position

The Company receives significant operating funds from its affiliate The Forsythe Group, Inc., through short-term loans. The ability of The Forsythe Group to continue to make available loans is necessary for the continuing success of the company. If future conditions would create problems in
 Forsythes ability to advance funds to the Company, the Companys future success would be in doubt.



Forward- Looking Statements:

Statements that are not historical facts,  including  statements about
(I) operating profits or losses as those discussed in results of operations;
(II) Impact of political decisions and new laws from the State and Federal Government. The Company wishes to caution the reader that factors below, along with the factors set forth in the Companys June 30, 1999, September 30, 1999 and the prospectus along with the Companys other documents filed with the SEC, have affected and could affect the Companys actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of the Assisted Living Concept by each of the communities in which they are located, increased competition in each of the communities, economic outlook whether the economy improves or slips into recession, technological changes in dealing with seniors, change in government regulation, the success of strategic decisions to improve financial performance, the ability of the Company to contain cost, and the continued increase in the market acceptance of ALFs.




Item     8.       Financial Statements and Supplementary Data

The financial statements for the Company and independent auditors report incorporated herein by reference and is filed herewith as Exhibit A

Item     9.       Changes in and Disagreements with Accountants

None

Part     III.

Item     10.      Directors and Executive Officers of the Registrant

The executive officers of The Biltmore Group of Louisiana, L.L.C. as of December 31, 1999 were as follows:

Name                                Age     Position with Company
Joanne M. Caldwell-Bayles  40       Managing member and member

Item     11.      Executive Compensation

Joanne M. Caldwell-Bayles  none
The company pays no  Executive, officer or Director

Item     12.      Security Ownership of Certain Beneficial Owners and Management

                                                                   Percent of
Name & Address of Beneficial Owner  Title of Class                 Class Owned

Joanne M. Caldwell Bayles                   Membership Interest         52%
507 Trenton Street
West Monroe, LA 71291

The Forsythe Group, Inx.                    Membership Interest         48%
507 Trenton Street
West Monroe, LA 71291

Joanne M.Caldwell-Bayles owns 100% of the capital stock of the Forsythe Group, Inc.

Item     13.      Certain Relationships and Related Transactions




Part     IV.

Item     14.      Report on 8-K

None

Item     15.      Exhibit   A, Financial Statement and Schedules
                  Exhibit   B, Cover letter to be sent to the Common
                  Stockholders, Preferred Stockholders and Bondholder, along with the 10-KSB for the year ending December 31, 1999.


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Monroe, State of Louisiana, on March 24, 2000.


                                      The Biltmore Group of Louisiana, L.L.C.

                                      /s/Joanne M.Caldwell-Bayles

                                      By: Joanne M. Caldwell-Bayles
                                      Managing Member



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2000.



Signature                                                     Title

/s/ Joanne M. Caldwell-Bayles
Joanne M. Caldwell-Bayles                            Managing Member

The Forsythe Group, Inc.

/s/ Joanne M. Caldwell-Bayles
By: Joanne M. Caldwell-Bayles                        Member
       President
















                                The Biltmore Group of Louisiana, L.L.C.
                                        507 Trenton Street
                                   West Monroe, Louisiana 71291

318 323-2115                                                  fax 318 323-6281


March 24, 2000

To our Bondholders

Our top priority in fiscal 1999 was to survive the disaster of the failure of the bonds sales. I am pleased to report to you that we are on the way to do just that. Nothing can be assured at this point, but the sun is shining and we believe that success is within our reach.

Our marketing programs are producing results. We continue to develop new programs each day to improve our ability to provide better care for the seniors who have been placed in our care. We at Biltmore believe that ours is a labor
of love surrounded by trust of each family.   We are honored to provide love
and work hard to justify each familys trust in us.

Management is providing you the entire 10-KSB (including exhibits), as filed with Securities and Exchange Commission for your review. After careful review of the 10-KSB, you may call or write if you have any questions.

Thank you for your trust and faith in us.



Sincerely,

/s/ Joanne M. Caldwell-Bayles

Joanne M. Caldwell-Bayles
Managing  Member










































                   THE BILTMORE GROUP OF LOUISIANA , L.L.C.

                              FINANCIAL STATEMENT

                                DECEMBER 31, 1999


                     The Biltmore Group of Louisiana, LLC.
                             Financial Statement
                               December 31, 1999

                                  Table of Contents


                                                                      Page
FINANCIAL STATEMENTS:
         Report                                                        1
         Balance Sheet                                                 2
         Statement of Income                                           4
         Statement of Members  Equity                                  6
         Statement of Cash Flows                                       7
         Notes to Financial Statements                                 9
















                                  WILLIAM R. HULSEY
                              CERTIFIED PUBLIC ACCOUNTANT
                                  2117 FORSYTHE AVENUE
                                  MONROE, LOUISIANA

     MEMBER                                              MAILING ADDRESS
AMERICAN INSTITUTE OF                                    P. O. BOX 2253
CERTIFIED PUBLIC ACCOUNTANTS                        MONROE, LOUISIANA  71207
SOCIETY OF LOUISIANA
CERTIFIED PUBLIC ACCOUTANTS                             (318) 362-9900
                                                      FAX (318) 362-9993


The Biltmore Group of Louisiana, L.L.C.
507 Trenton Street
West Monroe, Louisiana

I have audited the accompanying balance sheets of The Biltmore Group of Louisiana, L.L.C. as of December 31, 1999 and 1998 and the related statements of income, members equity and cash flows for the year ended December 31, 1999 and for the period from July 1, 1998 to December 31, 1998. These financial statements are the responsibility of the Companys management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of The Biltmore Group of Louisiana, L.L.C. at December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from July 1, 1998 to December 31, 1998 in conformity with generally accepted accounting principles.

March 24,  2000

/S/ Wm. R. Hulsey
William R. Hulsey
Certified Public Accountant





                                                                            -2-

                        The Biltmore Group of Louisiana, LLC.

                                   Balance Sheets



                                       December 31,           December 31,
                                           1999                  1998

ASSETS


Current assets:
   Cash                              $     17,280           $     21,318
   Escrow cash                            141,521                      0
   Sinking fund cash                       89,419                      0
   Prepaid Insurance                            0                  4,918
   Total current assets                   248,220                 26,236

Property, plant and equipment
   Buildings                            8,641,626              2,878,986
   Furniture and fixtures                  53,340                      0
   Land                                   677,099                938,739
                                        9,372,065              3,817,725
   Less:  Accumulated depreciation         75,322                      0
   Net property and equipment           9,296,743              3,817,725

Other Assets
   Utility Deposits                         2,324                      0
   Deferred Charges                             0                110,000

Total Other Assets                 $    9,547,287           $  3,953,961









See accompanying notes.


                    The Biltmore Group of Louisiana, LLC.                   -3-

                                  Balance Sheets



                                        December 31,         December 31,
                                            1999                1998


LIABILITIES AND MEMBERS EQUITY

Current liabilities:
   Accounts payable and
      accrued expenses             $       249,830      $          1,383
         Notes Payable                   3,538,394               689,907
                                         3,788,224               691,290
Long-term debt:
   Bonds payable                         2,625,858                     0
   Notes Payable                         2,174,025             2,174,025
                                         4,799,883             2,174,025

Other liabilities:
   Due to stockholders and affiliates      555,653                     0

Members Equity                             403,527             1,088,646


                                   $     9,547,287      $      3,853,961















See accompanying notes.



              The Biltmore Group of Louisiana, L.L.C.                       -4-

                      Statements of Income

      For the year ended December 31, 1999 and the period from July 1, 1998 to December 31, 1998

                                     1999                    1998



Revenues                   $           135,529        $          0


Expenses
Accounting                              12,000                   0
Activities                               1,885                 685
Advertising                             25,669               2,331
Automobile                               1,315                   0
Bank Charges                               673                  30
Casual labor                             4,143                   0
Consulting                               5,500                   0
Decorations                              3,366                   0
Depreciation                            75,322                   0
Dues & subscripts.                       1,692               1,167
Employee Education                       2,902                 498
Employee Screening                       2,137                   0
Equipment rental                         8,954                 231
Food Costs                              20,011                   0
Gloves                                      13                   0
Housekeeping                             5,177                 439
Insurance                               13,662                   0
Interest                               242,400                   0
Laundry                                    432                   0
Lawn Care                                5,099                   0
Licenses & permits                       1,463                  35
Management Fees                         22,979                   0
Miscellaneous                           23,439                 596
Office                                     196                  21
Office Supplies                          2,709                 869
Paper Goods                             24,149                   0
Payroll Expenses                       183,652               5,202
Pest Control                             3,588                   0
Pet Supplies                               223                   0
Postage & Delivery                       2,986                 635
Printing                                10,189               1,263
Professional fees                       10,845                   0
Promotion                               12,219                  15
Rental Bonus                               900                   0
Repairs                                 11,959                   0
Resident Gifts                             317                   0
Taxes                                    1,957                   0
Telephone                                9,156                 347
Training & Education                     1,420                   0
Travel & Entertain                      11,264               9,389
Uniforms                                 1,132                   7
Utilities                               49,212                 457
Van Expense                                975                   0
Waste Removal                            1,294                   0
Wellness                                    73                   0
Total Expenses                         820,648              24,117

Net Income  (Loss)                   ( 685,119)           ( 24,117)






















See accompanying notes






           The Biltmore Group of Louisiana, L.L.C.                       -6-

                Statements of Members Equity

     For the year ended December 31, 1999 and the period from July 1, 1998 to December 31, 1998




                                     1999               1998

Beginning  members equity      $ 1,088,646        $(         0)
Contributions                             0            1,112,763
Net Income (Loss)                (  685,119)        (     24,117)

Ending members equity         $    403,527        $   1,088,646


See accompanying notes.



         The Biltmore Group of Louisiana, L.L.C.                       -7-

                Statements of Cash Flows

  For the year ended December 31, 1999 and the period from
             July 1, 1998 to December 31, 1998



                                                  1999            1998



Cash flows from operating activities:
       Revenues received                    $   135,529       $         0
       Cash paid to suppliers & employees   (   491,961)        (  27,652)
Net cash provided (used) by operations      (   356,432)        (  27,652)

Cash flows from investing activities
       Purchase of equipment                (    53,340)                0
       Payments towards construction        ( 5,501,000)       (2,878,986)
       Purchase of land                               0        (  938,739)
       Payments of deposits                       2,324                 0
       Payment of deferred charges                    0       (   110,000)
Net cash provided by (applied to)
       Investing activities                  (5,556,664)       (3,927,725)

Cash flows from financing activities
       Interim construction loans             2,848,487           689,907
       Issuance of bonds                      2,735,858         7,123,000
       Land and Real Estate Bonds                     0         2,174,025
       Loans from affiliates                    555,653           366,017
       Contributions of Membership Equity             0         1,112,763
Net cash provided by (applied to)
       financing activities                   6,139,998         3,976,695

Net increase (decrease) in cash             (   226,902)           21,318

Cash at the beginning of the period              21,318        (        0)

Cash at the end of the period                   248,220            21,318




Reconciliation of net income to net cash provided by operations:

Net income (loss) from operations         $  (  685,119)     $(   24,117)

Adjustments to reconcile net income to cash
       Provided by operations
       Depreciation                             75,322                 0
       Decrease (increase) in prepaid expenses   4,918            (4,918)
       Increase in accrued expenses        $   248,447       $     1,383


       Net cash provided (used) by
             Operations                     $(356,432)       $ (  27,652)



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

                           Deferred Charges
Deferred charges represents the costs associated with obtaining long- term financing for the care facilities of the Company. These costs are to be amortized over the life of the bonds using the effective interest rate method. These costs have been included as a component of Bonds payable on the balance sheet.
                       Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with instructions to Form 10-KSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In managements opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the audited financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Companys Form 10-KSB. Certain reclassifications have been made to previously reported amounts to conform with the current presentation.

Note 2  Related Party Transactions

The company has entered into a design/builder contract in the amount of $1,777,000 with The Forsythe Group, Inc., one of its members, to construct the Bastrop facility. The contract calls for cash payments of $ 1,352,000 during the Construction of the facility as approved by the contract engineer, with the balance $ 425,000 through the issuance of certificates of membership. As of December 31, 1999, $1,242,227 has been paid on this contract and $ 175,000 of membership equity has been issued for the services rendered in connection with this project. The remainder of the $ 250,000 due to be paid through the issuance of equity certificates will be issued at the completion of the project.

The company has entered into a design/builder contract in the amount of $ 1,777,000 with The Forsythe Group, Inc., one of its members, to construct the Farmerville facility. The contract calls for cash payments of $ 1,352,000 during the building of the facility as approved by the contract engineer, with the balance of $ 425,000 through the issuance of certificates of membership.
As of December 30, 1999, $ 1,010,382 has been paid on this contract and $ 135,000 of membership equity has been issued for the services rendered in connection with this project. The remainder of the $ 290,000 due to be paid through the issuance of equity certificates at the completion of the project

The company has entered into a design/builder contract in the amount of $ 1,777,000 with The Forsythe Group, Inc., one of its members, to construct the
 Minden facility. The contract calls for cash payments of $ 1,352,000 during the building of the facility as approved by the contract engineer, with the balance of $ 425,000 through the issuance of certificates of membership.
As of September 30, 1999, $ 1,241,792 has been paid on this contract and $ 174,000 of membership equity has been issued for the services rendered in connection with this project. The remainder of the $ 251,000 due to be paid through the issuance of equity certificates will be issued at the completion of the project.

The company has entered into a design/builder contract in the amount of $ 1,777,000 with The Forsythe Group, Inc., one of its members, to construct the Natchitoches facility. The contract calls for cash payments of $ 1,352,000 during the building of the facility as approved by the contract engineer, with the balance of $ 425,000 through the issuance of certificates of membership. As of December 31, 1999, $884,795 has been paid on this contract and $ 135,000 of membership equity has been issued for the services rendered in connection with this project. The remainder of the $ 250,000 due to be paid through the issuance of equity certificates will be issued at the completion of the project

The amounts shown as due to members and affiliates represents working capital loans made for the construction and operation of the facilities. These amounts advanced accrue interest at the current market rate.

Note 3  Development Stage Operations

As of December 31, 1999, the company had under development and in partial operation one independent living facility located in the village of Oak Creek, Sedona, Arizona, three assisted living facility (ALFs) open in Minden, Bastrop, and Farmerville, Louisiana and one facility under construction in Natchitoches, Louisiana.

Note 4  Bonds Payable
On May 17, 1999, the Companys issue of $ 9,900,000 of bonds became effective. These bonds are to become the permanent financing for the projects reflected
in this financial statement.   As of December 31, 1999, these bonds are in the
process of being sold with the proceeds of these bond sales used to liquidate the construction loans. As of December 31, 1999, the status of these bonds is as follows:


                                              Amount           Amount
                  Location                   Authorized        Issued

                  Bastrop                   $ 1,800,000     $ 1,380,000
                  Minden                    $ 1,800,000     $ 1,480.500

                  Totals                    $ 3,600,000     $ 2,860,500

These bonds have varying interest rates from 6.5 percent per annum to 9.5 percent per annum. The maturity of these bonds is from six months to seven and one-half years. Bonds payable on the balance sheet reflects the accrued interest due and is reflected net after the deferred charges incurred in issuing and selling the bonds.

The company engaged to sell the bonds on a best efforts basis was unable to create a market for all of the issues which the Company originally intended to offer. Therefore, the Company is in the process of arranging alternative financing for the Farmerville, Natchitoches, and Sedona facilities.

Note 5  Notes Payable

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

Note 6 - Depreciation

Depreciation is calculated by use of the straight line method over the estimated economic life of the assets. Buildings are depreciated over a estimated useful life of forty years and furniture, fixtures and equipment are depreciated over an estimated economic life of ten years. Depreciation expense of $ 75,322 was incurred and charged to operations during 1999.







                              SUMMATION OF 10KSB


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENT OF THE BILTMORE GROUP OF LOUISIANA, L.L.C. AUDITED FINANICIAL STATEMENT DATED DECEMBER 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


                                         DECEMBER 31,           DECEMBER 31,
                                            1999                   1998
ASSETS

TOTAL CURRENT ASSETS                    $   248,220             $    26,326

LAND , PROPERTY, PLANT,
     EQUIPMENT                            9,296,743               3,817,725

OTHER ASSETS                                  2,324                 110,000

TOTAL ASSETS                            $ 9,547,287             $ 3,953,961


LIABILITY & STOCKHOLDERS EQUITY

CURRENT LIABILITIES                    $  3,788,224             $   691,290

LONG-TERM LIABILITIES                     4,799,883               2,174,025

OTHER LIABILITIES                           555,653                       0

MEMBERS  EQUITY                             403,527               1,088,646

TOTAL LIABILITIES &
MEMBERS EQUITY                          $ 9,547,287             $ 3,953,961


INFORMATION SET FORTH IN THIS SCHEDULE DOES NOT CONTAIN ALL OF THE INFORMATION NECESSARY AND SHOULD BE READ IN CONJUNCTION WITH THE COMPLETE AUDITED FINANCIAL STATEMENT DATED DECEMBER 31, 1999 INCLUDING FOOTNOTES.